Form 10-K
period 2017-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2015-C26
filed 2018-04-02
CIK 1655591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2017

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

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

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

• In March 2016, LNR Securities Holdings, LLC, the designated representative of the 535-545 Fifth Avenue controlling note holder, appointed LNR Partners, LLC to act as special servicer for the 535-545 Fifth Avenue mortgage loan under the MSBAM 2015-C24 pooling and servicing agreement.

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

• Wells Fargo Bank, National Association, as master servicer under the MSBAM 2015-C25 pooling and servicing agreement, pursuant to which the Herald Center mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Herald Center mortgage loan for the reporting period.

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
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The mortgaged property securing the 535-545 Fifth Avenue loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2017 calendar year is $17,570,016.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated November 13, 2015, and other than as follows:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust,  Series 2007-CIBC18 (the “CIBC18 Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “CIBC18 Servicers”).  The suit was filed derivatively on behalf of the CIBC18 Trust.  The action was brought in connection with the CIBC18 Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the CIBC18 Trust and sold to an assignee of the CIBC18 Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the pooling and servicing agreement governing the CIBC18 Trust. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the CIBC18 Servicers.  Both CIBC18 Servicers deny liability, believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the CIBC18 Trust, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the motion to dismiss was granted.  The plaintiff certificateholder filed an appeal, and the appeal is pending.

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

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being:  BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.).  Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated November 13, 2015, LNR Partners, LLC, the special servicer of the 535-545 Fifth Avenue mortgage loan under the MSBAM 2015-C24 pooling and servicing agreement, is an affiliate of Starwood Mortgage Funding III LLC, a sponsor and mortgage loan seller under the MSBAM 2015-C26 securitization transaction, Starwood Mortgage Capital LLC, an originator of certain of the mortgage loans included in the MSBAM 2015-C26 securitization transaction, and LNR Securities Holdings, LLC, the controlling class representative and the holder of certificates representing more than 50% of the aggregate certificate balance of the controlling class under the MSBAM 2015-C26 transaction, and LNR Partners, LLC is also the special servicer under the MSBAM 2015-C26 transaction.

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

(4.2) Pooling and Servicing Agreement, dated as of August 1, 2015, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as trust advisor, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as certificate administrator, certificate registrar, authenticating agent and custodian, relating to the MSBAM 2015-C24 securitization transaction, pursuant to which the 535-545 Fifth Avenue Mortgage Loan and the Coastal Equities Retail Portfolio Mortgage Loan are serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of October 1, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as trust advisor, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as certificate administrator, certificate registrar, authenticating agent and custodian, relating to the MSBAM 2015-C25 securitization transaction, pursuant to which the Herald Center Mortgage Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).

(4.4) Trust and Servicing Agreement, dated as of September 6, 2015, between Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as servicer and special servicer, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as certificate administrator and custodian, relating to the MAD 2015-11MD securitization transaction, pursuant to which the 11 Madison Avenue Mortgage Loan is serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).

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

33.5  Park Bridge Lender Services LLC, as Operating Advisor

33.6  Wells Fargo Bank, National Association , as Excluded Special Servicer (see Exhibit 33.3)

33.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8  National Tax Search, LLC, as Servicing Function Participant

33.9  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) and Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) and Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.11  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) and Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 33.8)

33.12  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.13  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.14  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17) (see Exhibit 33.8)

33.15  KeyBank National Association, as Master Servicer under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced: 11 Madison Avenue (from 1/1/17 to 12/31/17)

33.16  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) (see Exhibit 33.4)

33.17  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17)

33.18  KeyBank National Association, as Special Servicer under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced: 11 Madison Avenue (from 1/1/17 to 12/31/17) (see Exhibit 33.15)

33.19  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 33.17)

33.20  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) and Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.21  U.S. Bank National Association, as Custodian under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17)

33.22  Wells Fargo Bank, National Association, as Custodian under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced: 11 Madison Avenue (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5  Park Bridge Lender Services LLC, as Operating Advisor

34.6  Wells Fargo Bank, National Association , as Excluded Special Servicer (see Exhibit 34.3)

34.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8  National Tax Search, LLC, as Servicing Function Participant

34.9  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) and Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) and Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.11  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) and Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 34.8)

34.12  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.13  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.14  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17) (see Exhibit 34.8)

34.15  KeyBank National Association, as Master Servicer under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced: 11 Madison Avenue (from 1/1/17 to 12/31/17)

34.16  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) (see Exhibit 34.4)

34.17  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17)

34.18  KeyBank National Association, as Special Servicer under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced: 11 Madison Avenue (from 1/1/17 to 12/31/17) (see Exhibit 34.15)

34.19  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 34.17)

34.20  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) and Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.21  U.S. Bank National Association, as Custodian under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17)

34.22  Wells Fargo Bank, National Association, as Custodian under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced: 11 Madison Avenue (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  LNR Partners, LLC, as Special Servicer

35.5  Wells Fargo Bank, National Association, as Excluded Special Servicer

35.6  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) and Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17)

35.7  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17)

35.8  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17)

35.9  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17)

35.10  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 35.9)

35.11  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) and Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.12  Wells Fargo Bank, National Association, as Custodian under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced: 11 Madison Avenue (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated October 28, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated October 28, 2015, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated October 28, 2015, between Morgan Stanley Capital I Inc. and CIBC Inc. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated October 28, 2015, between Morgan Stanley Capital I Inc., Starwood Mortgage Funding III LLC and Starwood Mortgage Capital LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).

(99.5) Agreement Between Note Holders, dated July 24, 2015, between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-3 Holder, relating to the 535-545 Fifth Avenue loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated July 24, 2015, between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, relating to the Coastal Equities Retail Portfolio loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).

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

(99.8) Co-Lender Agreement, dated September 6, 2015, between German American Capital Corporation, as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, Wells Fargo Bank, National Association, as Initial Note A-3 Holder, German American Capital Corporation, as Initial Note B-1 Holder, Morgan Stanley Bank, N.A., as Initial Note B-2 Holder, Wells Fargo Bank, National Association, as Initial Note B-3 Holder, relating to the 11 Madison Avenue loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).

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

Date: April 2, 2018

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

(4.2) Pooling and Servicing Agreement, dated as of August 1, 2015, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as trust advisor, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as certificate administrator, certificate registrar, authenticating agent and custodian, relating to the MSBAM 2015-C24 securitization transaction, pursuant to which the 535-545 Fifth Avenue Mortgage Loan and the Coastal Equities Retail Portfolio Mortgage Loan are serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of October 1, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as trust advisor, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as certificate administrator, certificate registrar, authenticating agent and custodian, relating to the MSBAM 2015-C25 securitization transaction, pursuant to which the Herald Center Mortgage Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).

(4.4) Trust and Servicing Agreement, dated as of September 6, 2015, between Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as servicer and special servicer, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as certificate administrator and custodian, relating to the MAD 2015-11MD securitization transaction, pursuant to which the 11 Madison Avenue Mortgage Loan is serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).

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

33.5 Park Bridge Lender Services LLC, as Operating Advisor

33.6 Wells Fargo Bank, National Association, as Excluded Special Servicer (see Exhibit 33.3)

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) and Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.10 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) and Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.11 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) and Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 33.8)

33.12 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.14 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17) (see Exhibit 33.8)

33.15 KeyBank National Association, as Master Servicer under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced: 11 Madison Avenue (from 1/1/17 to 12/31/17)

33.16 LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) (see Exhibit 33.4)

33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17)

33.18 KeyBank National Association, as Special Servicer under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced: 11 Madison Avenue (from 1/1/17 to 12/31/17) (see Exhibit 33.15)

33.19 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 33.17)

33.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) and Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.21 U.S. Bank National Association, as Custodian under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17)

33.22 Wells Fargo Bank, National Association, as Custodian under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced: 11 Madison Avenue (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5 Park Bridge Lender Services LLC, as Operating Advisor

34.6 Wells Fargo Bank, National Association, as Excluded Special Servicer (see Exhibit 34.3)

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) and Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.10 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) and Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.11 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) and Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 34.8)

34.12 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.14 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17) (see Exhibit 34.8)

34.15 KeyBank National Association, as Master Servicer under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced: 11 Madison Avenue (from 1/1/17 to 12/31/17)

34.16 LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) (see Exhibit 34.4)

34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17)

34.18 KeyBank National Association, as Special Servicer under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced: 11 Madison Avenue (from 1/1/17 to 12/31/17) (see Exhibit 34.15)

34.19 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 34.17)

34.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) and Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.21 U.S. Bank National Association, as Custodian under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17)

34.22 Wells Fargo Bank, National Association, as Custodian under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced: 11 Madison Avenue (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Wells Fargo Bank, National Association, as Custodian

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 LNR Partners, LLC, as Special Servicer

35.5 Wells Fargo Bank, National Association, as Excluded Special Servicer

35.6 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) and Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17)

35.8 LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17)

35.9 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced: Herald Center (from 1/1/17 to 12/31/17)

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 35.9)

35.11 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) and Coastal Equities Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.12 Wells Fargo Bank, National Association, as Custodian under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced: 11 Madison Avenue (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated October 28, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated October 28, 2015, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated October 28, 2015, between Morgan Stanley Capital I Inc. and CIBC Inc. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated October 28, 2015, between Morgan Stanley Capital I Inc., Starwood Mortgage Funding III LLC and Starwood Mortgage Capital LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).

(99.5) Agreement Between Note Holders, dated July 24, 2015, between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-3 Holder, relating to the 535-545 Fifth Avenue loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated July 24, 2015, between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, relating to the Coastal Equities Retail Portfolio loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).

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

(99.8) Co-Lender Agreement, dated September 6, 2015, between German American Capital Corporation, as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, Wells Fargo Bank, National Association, as Initial Note A-3 Holder, German American Capital Corporation, as Initial Note B-1 Holder, Morgan Stanley Bank, N.A., as Initial Note B-2 Holder, Wells Fargo Bank, National Association, as Initial Note B-3 Holder, relating to the 11 Madison Avenue loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).