Form 10-K
period 2018-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2015-C26
filed 2019-03-29
CIK 1655591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2018

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

Central Index Key Number of the sponsor:0001682532

Starwood Mortgage Funding III LLC

(exact names of the sponsors as specified in their charters)

New York	38‑3979808 38‑3979809 38‑3979810 38‑7143638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

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
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The mortgaged property securing the 535-545 Fifth Avenue loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2018 calendar year is $16,031,340.

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

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust,  Series 2007-CIBC18 (the “CIBC18 Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “CIBC18 Servicers”).  The suit was filed derivatively on behalf of the CIBC18 Trust.  The action was brought in connection with the CIBC18 Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the CIBC18 Trust and sold to an assignee of the CIBC18 Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the pooling and servicing agreement governing the CIBC18 Trust. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the CIBC18 Servicers.  Both CIBC18 Servicers deny liability, believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the CIBC18 Trust, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the motion to dismiss was granted.  The plaintiff certificateholder filed an appeal, and the appeal is pending. In the first quarter of 2018, the case was fully dismissed and is no longer pending.

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

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above.  Previously, U.S. Bank disclosed that the most substantial case was: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.) (collectively, the “BlackRock cases”). U.S. Bank has entered into a settlement agreement that will resolve the BlackRock cases following approval of the dismissals by the applicable court.  Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated November 13, 2015, LNR Partners, LLC, the special servicer of the 535-545 Fifth Avenue mortgage loan under the MSBAM 2015-C24 pooling and servicing agreement, is an affiliate of Starwood Mortgage Funding III LLC, a sponsor and mortgage loan seller under the MSBAM 2015-C26 securitization transaction, Starwood Mortgage Capital LLC, an originator of certain of the mortgage loans included in the MSBAM 2015-C26 securitization transaction, and LNR Securities Holdings, LLC (which, at the time of the appointment of LNR Partners, LLC as special servicer with respect to the 535-545 Fifth Avenue mortgage loan, was the controlling class representative and the holder of certificates representing more than 50% of the aggregate certificate balance of the controlling class under the MSBAM 2015-C26 transaction), and LNR Partners, LLC is also the special servicer under the MSBAM 2015-C26 transaction.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

33.5  Park Bridge Lender Services LLC, as Operating Advisor

33.6  Wells Fargo Bank, National Association, as Excluded Special Servicer (see Exhibit 33.3)

33.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8  National Tax Search, LLC, as Servicing Function Participant

33.9  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/18 to 12/31/18) and Coastal Equities Retail Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/18 to 12/31/18) and Coastal Equities Retail Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.11  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/18 to 12/31/18) and Coastal Equities Retail Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.12  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced by such party: Herald Center (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.13  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced by such party: Herald Center (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.14  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced by such party: Herald Center (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.15  KeyBank National Association, as Master Servicer under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced by such party: 11 Madison Avenue (from 1/1/18 to 12/31/18)

33.16  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/18 to 12/31/18) (see Exhibit 33.4)

33.17  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced by such party: Herald Center (from 1/1/18 to 12/31/18)

33.18  KeyBank National Association, as Special Servicer under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced by such party: 11 Madison Avenue (from 1/1/18 to 12/31/18) (see Exhibit 33.15)

33.19  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: Coastal Equities Retail Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.17)

33.20  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/18 to 12/31/18) and Coastal Equities Retail Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.21  U.S. Bank National Association, as Custodian under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced by such party: Herald Center (from 1/1/18 to 12/31/18)

33.22  Wells Fargo Bank, National Association, as Custodian under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced by such party: 11 Madison Avenue (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5  Park Bridge Lender Services LLC, as Operating Advisor

34.6  Wells Fargo Bank, National Association, as Excluded Special Servicer (see Exhibit 34.3)

34.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8  National Tax Search, LLC, as Servicing Function Participant

34.9  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/18 to 12/31/18) and Coastal Equities Retail Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/18 to 12/31/18) and Coastal Equities Retail Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.11  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/18 to 12/31/18) and Coastal Equities Retail Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.12  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced by such party: Herald Center (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.13  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced by such party: Herald Center (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.14  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced by such party: Herald Center (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.15  KeyBank National Association, as Master Servicer under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced by such party: 11 Madison Avenue (from 1/1/18 to 12/31/18)

34.16  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/18 to 12/31/18) (see Exhibit 34.4)

34.17  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced by such party: Herald Center (from 1/1/18 to 12/31/18)

34.18  KeyBank National Association, as Special Servicer under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced by such party: 11 Madison Avenue (from 1/1/18 to 12/31/18) (see Exhibit 34.15)

34.19  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: Coastal Equities Retail Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.17)

34.20  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/18 to 12/31/18) and Coastal Equities Retail Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.21  U.S. Bank National Association, as Custodian under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced by such party: Herald Center (from 1/1/18 to 12/31/18)

34.22  Wells Fargo Bank, National Association, as Custodian under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced by such party: 11 Madison Avenue (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  LNR Partners, LLC, as Special Servicer

35.5  Wells Fargo Bank, National Association, as Excluded Special Servicer

35.6  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/18 to 12/31/18) and Coastal Equities Retail Portfolio (from 1/1/18 to 12/31/18)

35.7  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced by such party: Herald Center (from 1/1/18 to 12/31/18)

35.8  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/18 to 12/31/18)

35.9  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C25 securitization, pursuant to which the following mortgage loans were serviced by such party: Herald Center (from 1/1/18 to 12/31/18)

35.10  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: Coastal Equities Retail Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 35.9)

35.11  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/18 to 12/31/18) and Coastal Equities Retail Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.12  Wells Fargo Bank, National Association, as Custodian under the MAD 2015-11MD securitization, pursuant to which the following mortgage loans were serviced by such party: 11 Madison Avenue (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated October 28, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 13, 2015 under SEC File No. 333-180779-19 and incorporated by reference herein).

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

Date: March 29, 2019